Form 10-Q
period 2017-12-31
Finest Acquisition, Inc.
filed 2018-02-14
CIK 1721478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55877

Finest Acquisition, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3268577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, #123 Cranston, RI	02910
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2018: 8,000,000 shares of common stock.

Finest Acquisition, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Finest Acquisition, Inc.

BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2017	As of September 30, 2017

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$1,250	$3,350

Total current liabilities	1,250	3,350

TOTAL LIABILITIES	1,250	3,350

STOCKHOLDERS' DEFICIT:

Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and September 30, 2017)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 issued and outstanding as of December 31, 2017 and September 30, 2017)	800	800

Additional paid in capital	3,448	98

Accumulated deficit	(5,498)	(4,248)
Total Stockholders' deficit	(1,250)	(3,350)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to these unaudited financial statements.

-F1-

Finest Acquisition, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended December 31, 2017

Operating expenses

General and administrative expenses	$1,250
Total operating expenses	1,250

Net loss	$(1,250)

Net loss per common share

Basic and Diluted net loss per common share	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	8,000,000

See accompanying notes to these unaudited financial statements.

-F2-

Finest Acquisition, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	3,350
Stock-based compensation	-
Changes in current assets and liabilities:
Accrued expenses	(2,100)
Net cash used in operating activities	-

INVESTING AND FINANCING ACTIVITIES	$-
Increase (decrease) in cash	-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to these unaudited financial statements.

-F3-

Finest Acquisition, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period ENDED December 31, 2017

Note 1 – Organization and Description of Business

Finest Acquisition, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on June 30, 2017 with the name Finest Acquisition, Inc. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2017, the Company had not yet commenced any operations.

 The Company has elected September 30th as its year end.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2017 and September 30, 2017 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2017.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

-F4-

The Company does not have any potentially dilutive instruments as of December 31, 2017 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

-F5-

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of December 31, 2017.

The Company’s stock based compensation for the three months ended December 31, 2017 was $0.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Accrued Expenses

Accrued expenses totaled $1,250 as of December 31, 2017 and $3,350 as of September 30, 2017 and consisted primarily of professional fees.

Note 5 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2017, the Company has incurred a net loss of approximately $4,600 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2037. The loss results in a deferred tax asset of approximately $1,610 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

-F6-

Note 6 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2017.

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding as of December 31, 2017 and September 30, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of December 31, 2017 and September 30, 2017.

On June 30, 2017 the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

The Company did not have any potentially dilutive instruments as of December 31, 2017 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the three months ended December 31, 2017 our sole office and director paid expenses on behalf of the Company totaling $3,350. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended September 30, 2017 our sole officer and director paid expenses on behalf of the Company totaling $98. These expenses are considered contributions to the Company and consisted primarily of filing fees.

Note 8 – Related-Party Transactions

Equity

On June 30, 2017 the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

Additional paid-in capital

During the three months ended December 31, 2017 our sole office and director paid expenses on behalf of the Company totaling $3,350. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended September 30, 2017 our sole officer and director paid expenses on behalf of the Company totaling $98. These expenses are considered contributions to the Company and consisted primarily of filing fees.

Note 9 – Subsequent Events

Management has evaluated subsequent events through February 14, 2018. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F7-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of Finest Acquisition, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

The Company was formed by Thomas DeNunzio for the purpose of creating a corporation which could be used to consummate a merger or acquisition. Mr. DeNunzio serves as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2017

We generated $0 in revenue for the three months ended December 31, 2017. Our operating expenses were $1,250 for the three months ended December 31, 2017. Operating expenses were solely general and administrative in nature. Our net loss for the three month period ended December 31, 2017 was $1,250.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

MATERIAL COMMITMENTS

We had no material commitments for capital expenditures as of December 31, 2017.

For future expenses we rely solely on our sole officer and director to fund our operations until we are able to generate sufficient revenues or other means to fund such costs. Our sole officer and director has no legal obligation to provide us funds.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our sole officer and director, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, Thomas DeNunzio, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

There have been no material changes to the risk factors contained in our Form S-1 filed on December 14, 2017.

Item 2 Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities in the period covered by this report.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 8, 2017 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finest Acquisition, Inc.

Dated: February 14, 2018

By:	/s/ Thomas DeNunzio
Thomas DeNunzio, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Thomas DeNunzio
Thomas DeNunzio, Chief Financial Officer (Principal Financial Officer), Director