Form 10-Q
period 2018-06-30
Finest Acquisition, Inc.
filed 2018-07-24
CIK 1721478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 24, 2018: 8,000,000 shares of common stock.

Finest Acquisition, Inc.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Balance Sheets (Unaudited) at June 30, 2018 and September 30, 2017		F1

Statements of Operations for the Three Months Ended June 30, 2018 (Unaudited), the Nine Months ended June 30, 2018 (Unaudited), and for the Period from June 30, 2017 (Inception) to June, 30, 2017 (Unaudited)		F2

Statements of Cash Flows for the Nine Months ended June 30, 2018 (Unaudited) and for the Period June 30, 2017 (Inception) to June 30, 2017 (Unaudited)		F3

Notes to the Financial Statements (Unaudited)		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	4

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	4

ITEM 4	MINE SAFETY DISCLOSURES	4

ITEM 5	OTHER INFORMATION	4

ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Finest Acquisition, Inc.

BALANCE SHEETS

	As of June 30, 2018 (Unaudited)	As of September 30, 2017

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$1,250	$3,350

Total current liabilities	1,250	3,350

TOTAL LIABILITIES	1,250	3,350

STOCKHOLDERS' DEFICIT:

Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and September 30, 2017)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 issued and outstanding as of June 30, 2018 and September 30, 2017)	800	800

Additional paid in capital	5,948	98

Accumulated deficit	(7,998)	(4,248)
Total Stockholders' deficit	(1,250)	(3,350)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Finest Acquisition, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018	For the Period June 30, 2017 (Inception) to June, 30, 2017

Operating Expenses
General & Administrative Expenses	$1,250	$3,750	$800
Total Operating Expenses	1,250	3,750	800

Net Loss	$(1,250)	$(3,750)	$(800)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Finest Acquisition, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30, 2018	For the Period of June 30, 2017 (Inception) To June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,750)		$(800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contributed capital	5,850		-
Stock-based compensation	-		800
Changes in current assets and liabilities:

Accrued expenses	(2,100)		-
Net cash provided by (used in) operating activities	-		-

NET CASH PROVIDED BY INVESTING AND FINANCING ACTIVITIES	$-	$

Net Change in Cash	-		-
Cash at beginning of period:	-		-
Cash at end of period:	$-		$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-		$-
Income taxes paid	$-		$-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Finest Acquisition, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period ENDED June 30, 2018

Note 1 - Organization and Description of Business

Finest Acquisition, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on June 30, 2017 with the name Finest Acquisition, Inc. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of June 30, 2018, the Company had not yet commenced any operations.

 The Company has elected September 30th as its year end.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2018 and September 30, 2017 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2018.

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

-F4-

The Company does not have any potentially dilutive instruments as of June 30, 2018 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2018.

The Company’s stock based compensation for the periods ended June 30, 2018 and June 30, 2017 were $0 and $800, respectively.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 - Going Concern

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

Note 4 - Accrued Expenses

Accrued expenses totaled $1,250 as of June 30, 2018 and $3,350 as of September 30, 2017 and consisted primarily of professional fees.

Note 5 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2018, the Company has incurred a net loss of approximately $3,750 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2037. The loss results in a deferred tax asset of approximately $1,229 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

-F6-

Note 6 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2018.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding as of June 30, 2018 and September 30, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of June 30, 2018 and September 30, 2017.

On June 30, 2017 the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

The Company did not have any potentially dilutive instruments as of June 30, 2018 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the nine months ended June 30, 2018 our sole officer and director paid accrued liabilities and expenses on behalf of the Company totaling $5,850. These payments are considered contributions to the Company and consisted primarily of professional fees.

During the period ended September 30, 2017 our sole officer and director paid expenses on behalf of the Company totaling $98. These payments are considered contributions to the Company and consisted primarily of filing fees.

Note 8 - Related-Party Transactions

Equity

On June 30, 2017 the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

Additional paid-in capital

During the nine months ended June 30, 2018 our sole officer and director paid accrued liabilities and expenses on behalf of the Company totaling $5,850. These payments are considered contributions to the Company and consisted primarily of professional fees.

During the period ended September 30, 2017 our sole officer and director paid expenses on behalf of the Company totaling $98. These payments are considered contributions to the Company and consisted primarily of filing fees.

Note 9 - Subsequent Events

On July 10, 2018, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Finest Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement (the “Agreement”) with AWC Capital, Inc., with an address at 10969 Rochester Avenue, #110, Los Angeles, CA 90024. Pursuant to closing of the agreement on July 11, 2018, Mr. DeNunzio transferred to AWC Capital, Inc., 8,000,000 shares of our common stock which represents all of our issued and outstanding shares in consideration of $50,000.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2018 and the Period June 30, 2017 (Inception) to June, 30, 2017

We generated $0 in revenue for the three months ended June 30, 2018. Our operating expenses were $1,250 for the three months ended June 30, 2018. Operating expenses were solely general and administrative in nature. Our net loss for the three month period ended June 30, 2018 was $1,250.

We generated $0 in revenue for the the period June 30, 2017 (Inception) to June, 30, 2017. Our operating expenses were $800 for the the period June 30, 2017 (Inception) to June, 30, 2017. Operating expenses were solely general and administrative in nature. Our net loss for the period ended June 30, 2017 was $800.

For the Nine Months Ended June 30, 2018

We generated $0 in revenue for the nine months ended June 30, 2018. Our operating expenses were $3,750 for the nine months ended June 30, 2018. Operating expenses were solely general and administrative in nature. Our net loss for the nine month period ended June 30, 2018 was $3,750.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

MATERIAL COMMITMENTS

We had no material commitments for capital expenditures as of June 30, 2018.

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

Our Principal Executive Officer and Principal Financial Officer, Thomas DeNunzio, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities

On July 10, 2018, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Finest Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement (the “Agreement”) with AWC Capital, Inc., with an address at 10969 Rochester Avenue, #110, Los Angeles, CA 90024. Pursuant to closing of the agreement on July 11, 2018, Mr. DeNunzio transferred to AWC Capital, Inc., 8,000,000 shares of our common stock which represents all of our issued and outstanding shares in consideration of $50,000.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2018 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 8, 2017 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finest Acquisition, Inc.

Dated: July 24, 2018

By:	/s/ Thomas DeNunzio
Thomas DeNunzio, Chief Executive Officer (Principal Executive Officer), Director

By:	/s/ Thomas DeNunzio
Thomas DeNunzio, Chief Financial Officer (Principal Financial Officer), Director